Form 10-K
period 2006-03-31
NILT TRUST; NISSAN-INFINITI LT; NISSAN AUTO LEASING LLC II; Nissan Auto Lease Trust 2005-A
filed 2006-06-28
CIK 1244824, 1244827, 1244832, 1337010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

Commission file numbers 333-127992, 333-127992-01, 333-127992-02 and 333-127992-03

NISSAN AUTO LEASE TRUST 2005-A
(Issuer with respect to the Notes)

NISSAN AUTO LEASING LLC II
(Originator of the Note Issuer and Transferor of the SUBI Certificate to the Note Issuer)

NILT TRUST
(Transferor of the SUBI Certificate to Nissan Auto Leasing LLC II)

NISSAN-INFINITI LT
(Issuer with respect to the SUBI Certificate)
(Exact name of registrants as specified in their charter)

DELAWARE	Nissan Auto Leasing LLC II 95-4885574 NILT Trust 52-6935346 Nissan-Infiniti LT 33-6226449 Nissan Auto Lease Trust 2005-A 51-6567936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California                  90502
(Address of principal executive offices)                    (Zip Code)

(Registrant’s telephone number, including area code) (310) 719-8509

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer: ☐                               Accelerated Filer: ☐                             Non-Accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting stock.

Documents Incorporated by Reference. See Item 15(b).

PART I

Item 1.  BUSINESS.

This Annual Report on Form 10-K is being filed by Nissan Auto Leasing LLC II (“NALL II”), Nissan-Infiniti LT (“NILT), NILT Trust and Nissan Auto Lease Trust 2005-A (the “Trust”), a Delaware statutory trust formed pursuant to a trust agreement, dated as of August 25, 2005, between NALL II, as Transferor (the “Transferor”), and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). Reference is further made to the Indenture, dated as of October 25, 2005, among the Trust, as issuer, and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee,” together with the Owner Trustee, the “Trustees”), providing for the issuance by the Trust of notes entitled “Nissan Auto Lease Trust 2005-A 4.271% Asset Backed Notes, Class A-1” (the “Class A-1 Notes”), “Nissan Auto Lease Trust 2005-A 4.61% Asset Backed Notes, Class A-2” (the “Class A-2 Notes”), “Nissan Auto Lease Trust 2005-A 4.70% Asset Backed Notes, Class A-3” (the “Class A-3 Notes”) and “Nissan Auto Lease Trust 2005-A Floating Rate Asset Backed Notes, Class A-4” (the “Class A-4 Notes”, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Notes”), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the “No-Action Letter”), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Transferor or an affiliate thereof, as originator, including the Notes.

Item 2.  PROPERTIES.

The following table sets forth the aggregate information of the Trust for the period from October 18, 2005 (commencement of operations) through March 31, 2006 (Dollars in thousands). The aggregate information has been reported on an accrual basis. Therefore, cash activity for the month of March 2006, which was subsequently settled on April 17, 2006, is included.

Principal Distributions	$173,400
Interest Distributions	$28,725
Servicing Fees Paid to Servicer (Nissan Motor Acceptance Corporation)	$7,413
Class A-1 Notes Percentage of Servicing Fees	10.24%
Class A-2 Notes Percentage of Servicing Fees	16.32%
Class A-3 Notes Percentage of Servicing Fees	30.02%
Class A-4 Notes Percentage of Servicing Fees	32.96%

Certificates Percentage of Servicing Fees	10.46%
Additional Servicing Compensation Paid to Servicer (Nissan Motor Acceptance Corporation)	$0.00
Net Credit Losses	$(3,185)
Cumulative Residual Loss	$(647)
Total Number of Auctioned Vehicles	255
Average Net Credit Loss Ratio (including repossessions)	0.04%
Total Number of Defaulted Contracts	524

	Number of Delinquency Ratios	Dollar Amount of Accounts
61 Days or More Delinquent	0.20%	0.21%

	Number of Delinquent Accounts	($ in thousands)
61 Days or More Delinquent	783	$18,279

Item 3.   LEGAL PROCEEDINGS.

       Nothing to report.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Nothing to report.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	There is no established public trading market for the common equity of the Trust.

(b)	On March 31, 2006, there was one holder of record of the common equity issued by the Trust.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Nothing to report.

PART III

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Certificates	Nissan Auto Leasing LLC II	Directly owns 100% of the Certificates of the Trust	100%

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	List of documents filed as part of the Annual Report:

The exhibits listed on the accompanying Exhibit Index on page 7 are filed as part of this report.

  (b)  Reports on Form 8-K:
NALL II, NILT, NILT Trust and the Trust filed certain transaction documents in connection with the close of the transaction to issue the Notes on October 17, 2005 and October 19, 2005 in Current Reports on Form 8-K. In addition, NALL II, NILT, NILT Trust and the Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to noteholders on November 30, 2005 for the month ended October 31, 2005, on December 29, 2005 for the month ended November 30, 2005, on January 30, 2006 for the month ended December 31, 2005, on February 27, 2006 for the month ended January 31, 2006, on March 29, 2006 for the month ended February 28, 2006, and on April 28, 2006 for the month ended March 31, 2006, and included in each such Form 8-K report, as Exhibit 20.1, was the monthly settlement statement for each respective month end as provided by the Servicer to the Trustees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2006

                        NISSAN AUTO LEASING LLC II

                        By: /s/ Kazuhiko Kazama_____________
                     Name: Kazuhiko Kazama
                     Title: Treasurer

                         NISSAN AUTO LEASE TRUST 2005-A

                        By: Nissan Auto Leasing LLC II, solely as
                          originator of Nissan Auto Lease 2005-A

                     By: /s/ Kazuhiko Kazama_____________
                    Name: Kazuhiko Kazama
                    Title: Treasurer

                        NILT TRUST

                        By: Nissan Motor Acceptance Corporation,
                                                              solely as grantor and beneficiary

                      By: /s/ Kazuhiko Kazama___________
                      Name: Kazuhiko Kazama
                      Title: Treasurer

                        NISSAN-INFINITI LT

                        By: Nissan Motor Acceptance Corporation,
                                                              solely as originator of Nissan-Infiniti LT

                      By: /s/ Kazuhiko Kazama
                      Name: Kazuhiko Kazama
                      Title: Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Relevant Rules and Regulations of the Securities and Exchange Commission	8
99.1	Report of Independent Registered Public Accounting Firm and Management’s Assertion on Compliance with Nissan Motor Acceptance Corporation’s Established Minimum Servicing Standards for Automobile Leases	9
99.2	Officer's Certificate of the Servicer Regarding Compliance, dated as of March 31, 2006	13